Form 10QSB
period 2006-03-31
ADAGIO ACQUISITION III, INC
filed 2006-05-11
CIK 1329001

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

[ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-51496

ADAGIO ACQUISITION III, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	20-2852636
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

c/o Spencer Trask Ventures, Inc.
535 Madison Avenue, 18th Floor
New York, NY	10022
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (212) 418-8573

No change
(Former name, former address and former
fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No. ☐

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒  No.  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 2,500,000 shares of Common Stock, par value $ .0001 per share, outstanding as of May 10, 2006.

Transitional Small Business Disclosure Format (Check one): YES  ☐ NO  ☒

ADAGIO ACQUISITION III, INC.

- INDEX -

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ADAGIO ACQUISITION III, INC.
A DEVELOPMENT STAGE COMPANY
BALANCE SHEET (Unaudited)
March 31, 2006

ASSETS
Current Assets
Cash and cash equivalents	$16,524
Prepaid expenses	6,250

Total Assets	$22,774

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable and accrued expenses	$6,444
STOCKHOLDER’S EQUITY
Preferred stock - $.0001 par value - 10,000,000 shares authorized; -0- shares issued and outstanding
Common stock - $.0001 par value - 75,000,000 shares authorized; 2,500,000 shares issued and outstanding	250
Paid-in capital	49,750
(Deficit) accumulated during the development stage	(33,670)
Total Stockholder’s Equity	16,330
$22,774

See notes to interim unaudited financial statements.

ADAGIO ACQUISITION III, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended March 31, 2006	Cumulative Period From April 22, 2005 (Inception) Through March 31, 2006
Net Sales	$—	$—
Cost of Sales	—	—
Gross Profit	—	—
General and Administrative Expenses	(9,569)	(34,371)
Investment Income	185	701
Net (Loss)	$(9,384)	$(33,670)
Basic and Diluted (Loss) Per Share	$(0.00)	$(0.02)
Weighted Average Number of Common Shares Outstanding	2,500,000	2,215,743

See notes to interim unaudited financial statements.

ADAGIO ACQUISITION III, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended March 31, 2006	Cumulative Period From April 22, 2005 (Inception) Through March 31, 2006
Cash Flows from Operating Activities
Net (Loss)	$(9,384)	$(33,670)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Decrease (increase) in prepaid expenses	3,125	(6,250)
Increase in accounts payable and accrued liabilities	3,104	6,444
Net cash used in operating activities:	(3,155)	(33,476)
Cash Flows from Financing Activities
Proceeds from issuance of common stock	—	50,000
Net Increase (decrease) in Cash and Cash Equivalents	(3,155)	16,524
Cash and Cash Equivalents - beginning	19,679	—
Cash and Cash Equivalents - end	$16,524	$16,524

See notes to interim unaudited financial statements.

Adagio Acquisition III, Inc.

A Development Stage Company
Notes to Interim Unaudited Financial Statements

1.	Development Stage Company

 Adagio Acquisition III, Inc., a development stage company (the “Company”), was incorporated in the name of Scimitar Acquisition III, Inc., in the State of Delaware on April 22, 2005. The Company changed its name to Adagio Acquisition III, Inc. on May 25, 2005. The Company is looking to acquire an existing company to begin operations.

2.	Summary of Significant Accounting Policies

The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States. Significant accounting policies follow:

a.
Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

b.
Cash and Cash Equivalents - For purposes of the statement of cash  flows, the Company considers highly liquid financial instruments  purchased with a maturity of three months or less to be cash equivalents.

c.
Income Taxes - The Company utilizes the liability method of accounting  for income taxes. Under the liability method, deferred tax assets and  liabilities are determined based on the differences between financial  reporting basis and tax basis of the assets and liabilities and are measured  using enacted tax rates that will be in effect when the differences are  expected to reverse. An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized. The Company has a deferred tax asset which is fully offset by a valuation allowance.

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

e.	Fair Value of Financial Instruments - The carrying value of cash equivalents, prepaid expenses and accounts payable and accrued expenses approximate fair value due to their short-term nature.

3. Related Party Transactions

The Company utilizes the office space and equipment of an affiliate of its sole stockholder at no cost. Management estimates such amounts to be immaterial.

4.	Recent Accounting Pronouncements

In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - a Replacement of APB Opinion No. 20 (Accounting Changes) and FASB No. 3 (Reporting Accounting Changes in Interim Financial Statements),” that changes requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable.

Statement 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005 (calendar year 2006).

5.	INTERIM FINANCIAL STATEMENTS

The accompanying interim financials statements of the Company as of March 31, 2006, and for the three months then ended have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, all adjustments necessary for a fair statement of the results of operations and financial position for the interim period presented have been included. All such adjustments are of a normal recurring nature. This financial information should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-KSB for the period from inception (April 22, 2005) through December 31, 2005. There have been no changes in significant accounting policies since December 31, 2005.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Plan of Operation. The Company has not realized any revenues from operations since April 22, 2005 (inception), and its plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

Results of Operations. The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from April 22, 2005 (inception) to March 31, 2006. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance.

Item 3. Controls and Procedures.

Evaluation of disclosure controls and procedures.
______________

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules, regulations and related forms, and that such information is accumulated and communicated to the our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of March 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in internal controls.
______________

There have been no changes in our internal controls or in other factors that could significantly affect these controls and procedures during the quarter ended March 31, 2006.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings. To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information. None.

1

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-B.

Exhibit	Description
*3.1	Certificate of Incorporation
*3.2	Amendment to Certificate of Incorporation
*3.3	By-laws
31.1

Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the year ended December 31, 2005

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*             Filed as an exhibit to the Company’s registration statement on Form 10-SB/A, as filed with the Securities and Exchange Commission on November 8, 2005, and incorporated herein by this reference.

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

ADAGIO ACQUISITION III, INC.

Date: May 11, 2006	By:	/s/ William P. Dioguardi
William P. Dioguardi
President

3