Form 10QSB
period 2006-09-30
ADAGIO ACQUISITION III, INC
filed 2006-11-14
CIK 1329001

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒  QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

☐  TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,500,000 shares of Common Stock, par value $.0001 per share, outstanding as of November 13, 2006.

Transitional Small Business Disclosure Format (Check one): YES ☐  NO ☒

ADAGIO ACQUISITION III, INC.

- INDEX -
Page
PART I - FINANCIAL INFORMATION:

Item 1. Financial Statements

Condensed Balance Sheet
September 30, 2006 (unaudited)	F-1

Condensed Statements of Operations (unaudited)
Three and nine months ended September 30, 2006, the three months ended
September 30, 2005, the period from April 22, 2005 (Inception) to
September 30, 2005 and the cumulative period from April 22, 2005
(Inception) to September 30, 2006	F-2

Condensed Statement of Changes in Stockholder’s Equity (unaudited)
for the period April 22, 2005 (Inception) through September 30, 2006	F-3

Condensed Statements of Cash Flows (unaudited)
Nine months ended September 30, 2006, the period from
April 22, 2005 (Inception) to September 30, 2005 and the cumulative period
from April 22, 2005 (Inception) to September 30, 2006	F-4

Notes to Unaudited Financial Statements	F-5

Item 2. Management's Discussion and Analysis or Plan of Operation	1

Item 3. Controls and Procedures	1

PART II - OTHER INFORMATION:

Item 1. Legal Proceedings	2

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	2

Item 3. Defaults Upon Senior Securities	2

Item 4. Submission of Matters to a Vote of Security Holders	2

Item 5. Other Information	2

Item 6. Exhibits	2

Signatures	3

PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements

ADAGIO ACQUISITION III, INC.
A DEVELOPMENT STAGE COMPANY
BALANCE SHEET (Unaudited)
September 30, 2006

ASSETS
Current Assets
Cash and cash equivalents	$3,559

Total Assets	$3,559

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
Accounts payable and accrued expenses	$1,279
1,279

STOCKHOLDER'S EQUITY
Preferred stock - $.0001 par value - 10,000,000 shares authorized;
-0- shares issued and outstanding	-
Common stock - $.0001 par value - 75,000,000 shares authorized;
2,500,000 shares issued and outstanding	250
Additional paid-in capital	49,750
Deficit accumulated during the development stage	(47,720)

Total Stockholder's Equity	2,280

Total Liabilities and Stockholder's Equity	$3,559

See notes to unaudited financial statements

ADAGIO ACQUISITION III, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended September 30, 2006	For the Three Months Ended September 30, 2005	For the Nine Months Ended September 30, 2006	Period From April 22, 2005 (inception) Through September 30, 2005	Cumulative Period From April 22, 2005 (inception) Through September 30, 2006

Net Sales	$-	$-	$-	$-	$-

Cost of Sales	-	-	-	-	-

Gross Profit	-	-	-	-	-

General and Administrative Expenses	(7,768)	(8,000)	(23,893)	(20,500)	(48,695)

Investment Income	99	331	459	331	975

Net Loss	$(7,669)	$(7,669)	$(23,434)	$(20,169)	$(47,720)

Basic and Diluted Loss Per Share	$(0.00)	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted Average Number of Common Shares Outstanding	2,500,000	2,500,000	2,500,000	1,882,716	2,310,247

See notes to unaudited financial statements

ADAGIO ACQUISITION III, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY (Unaudited)
FOR THE PERIOD APRIL 22, 2005 (INCEPTION) THROUGH SEPTEMBER 30, 2006
						Deficit
						accumulated
					Additional	during the
	Preferred Stock		Common Stock		Paid-In-	Development	Stockholder's
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

Balance - April 22, 2005	-	$-	-	$-	$-	$-	$-

Issuance of common stock			2,500,000	250	49,750		50,000

						(24,286)	(24,286)

Balance - December 31, 2005	-	$-	2,500,000	$250	$49,750	$(24,286)	$25,714

Net loss						(23,434)	(23,434)

Balance - September 30, 2006	-	$-	2,500,000	$250	$49,750	$(47,720)	$2,280

See notes to unaudited financial statements

ADAGIO ACQUISITION III, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF CASH FLOWS (Unaudited)

			Cumulative
		Period from	Period from
		April 22, 2005	April 22, 2005
	For the Nine	(inception)	(inception)
	Months Ended	Through	Through
	September 30, 2006	September 30, 2005	September 30, 2006

Cash flows from operating activities
Net Loss	$(23,434)	$(20,169)	$(47,720)

Adjustments to reconcile net loss to
net cash used in operating activities:
Decrease in prepaid expenses	9,375	-	-
(Decrease) increase in accounts payable and accrued expenses	(2,061)	8,000	1,279
Net cash used in operating activities:	(16,120)	(12,169)	(46,441)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	50,000	50,000
Net cash provided by financing activities:	-	50,000	50,000

Net (decrease) increase in cash and cash equivalents	(16,120)	37,831	3,559

Cash and cash equivalents - beginning of period	19,679	-	-

Cash and cash equivalents - end of period	$3,559	$37,831	$3,559

See notes to unaudited financial statements

Adagio Acquisition III, Inc.

A Development Stage Company
Notes to Unaudited Financial Statements
September 30, 2006

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

2.	Summary of Significant Accounting Policies

The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States. Significant accounting policies follow:

a.
Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Adagio Acquisition III, Inc.

A Development Stage Company
Notes to Unaudited Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

f.
New Accounting Pronouncement - In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157 (“FAS 157”), Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Prior to FAS 157, there were different definitions of fair value and limited guidance for applying those definitions in GAAP. Moreover, that guidance was dispersed among the many accounting pronouncements that require fair value measurements. Differences in that guidance created inconsistencies that added to the complexity in applying GAAP. The changes to current practice resulting from the application of FAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of FAS 157 to have an effect on its financial statements.

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

Adagio Acquisition III, Inc.

A Development Stage Company
Notes to Unaudited Financial Statements (continued)

5. Income Taxes

The Company has approximately $19,000 in gross deferred tax assets at September 30, 2006 resulting from capitalized start up costs. A valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain. Accordingly, the net provision for income taxes is zero for the three months ended September 30, 2006 and 2005, the nine months ended September 30, 2006 and the period from April 22, 2005 (inception) through September 30, 2006 and 2005. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

6. Interim Financial Statements

The accompanying Interim Financial Statements of the Company as of September 30, 2006, the three months ended September 30, 2006 and 2005, for the nine months ended September 30, 2006 have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim period presented have been included. All such adjustments are of a normal recurring nature. This financial information should be read in conjunction with the Financial Statements and notes thereto included in the Company’s Form 10-KSB for the period April 22, 2005 (inception) through December 31, 2005. There have been no changes in significant accounting policies since December 31, 2005.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Plan of Operation. The Company has not realized any revenues from operations since April 22, 2005 (inception), and its plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

Results of Operations. The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from April 22, 2005 (inception) to September 30, 2006. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance.

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

As of September 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in internal controls.

There have been no changes in our internal controls or in other factors that could significantly affect these controls and procedures during the quarter ended September 30, 2006.

1

PART II — OTHER INFORMATION

Item 1. Legal Proceedings. To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information. None.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-B.

Exhibit	Description

*3.1	Certificate of Incorporation.

*3.2	Amendment to Certificate of Incorporation.

**3.3	By-laws.

31.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the period ended September 30, 2006.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

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

Date: November 14, 2006	ADAGIO ACQUISITION III, INC.

	By:	/s/ William P. Dioguardi
William P. Dioguardi President

3